Form 10-Q
period 2009-07-31
China Acquisition Group, Inc.
filed 2009-09-14
CIK 1462537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA ACQUISITION GROUP, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	000-53659	42-1767869
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 912, Wai Tung House, Tung Tau Estate,
Wong Tai Sin, Kowloon, Hong Kong
 (Address of Principal Executive Offices)

      852-9457-1157
 (Issuer Telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2009: 100,000 shares of Common Stock.

CHINA ACQUISITION GROUP, INC.

FORM 10-Q

July 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

China Acquisition Group, Inc.

(A development stage company)
Condensed Financial Statements
For the three months ended July 31, 2009
(Stated in US dollars)

China Acquisition Group, Inc.
(A development stage company)
Condensed Financial Statements

Index to Condensed Financial Statements

Pages

Condensed Statement of Operations	1

Condensed Balance Sheets	2

Condensed Statement of Cash Flows	3

Notes to Condensed Financial Statements	4 - 9

China Acquisition Group, Inc.
(A development stage company)
Condensed Statement of Operations
For the three months ended July 31, 2009
(Stated in US Dollars)

		Cumulative
		total since
	For the three	April 16, 2009
	months ended	(date of
	July 31, 2009	inception)
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
Administrative expenses	1,000	14,250

Loss before income taxes	1,000	14,250

Income taxes - Note 5	-	-

Net Loss	$(1,000)	$(14,250)

Loss per share: basic and diluted - Note 6	$0.01	$0.14

Weighted average number of shares outstanding:
basic and diluted	100,000	100,000

See accompanying Notes to Condensed Financial Statements

China Acquisition Group, Inc.
(A development stage company)
Condensed Balance Sheets
As of July 31, 2009 and April 30, 2009
(Stated in US Dollars)

	As of	As of
	July 31,	April 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS	$-	$-

LIABILITY AND STOCKHOLDER’S (DEFICIT)

LIABILITY
Current liability
Accrued expenses	$14,150	$13,150

TOTAL LIABILITY	14,150	13,150

COMMITMENT AND CONTINGENCIES - Note 7

STOCKHOLDER’S (DEFICIT)
Preferred stock: par value $0.001 per share
Authorized 10,000,000 shares; none issued and outstanding
Common stock: par value $0.001 per share
Authorized 100,000,000 shares; issued and outstanding 100,000
shares	100	100
Accumulated deficit	(14,250)	(13,250)

TOTAL STOCKHOLDER’S (DEFICIT)	(14,150)	(13,150)

TOTAL LIABILITY AND STOCKHOLDER’S (DEFICIT)	$-	$-

See accompanying Notes to Condensed Financial Statements

China Acquisition Group, Inc.
(A development stage company)
Condensed Statement of Cash Flows
For the three months ended July 31, 2009 and from inception to July 31, 2009
(Stated in US Dollars)

		Cumulative
		total since
	For the three	April 16, 2009
	months ended	(date of
	July 31, 2009	inception)
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(1,000)	$(14,250)
Changes in operating assets and liabilities:
Accrued expenses	1,000	14,150

Net cash flows used in operating activities	-	(100)

Cash flows from financing activities
Proceeds from issue of shares	-	100

Net cash flows from financing activities	-	100

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Financial Statements

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

1.            Corporate information

China Acquisition Group, Inc. (the “Company”) was incorporated in the State of Nevada on April 16, 2009 for the purpose of effecting a business combination with a Chinese based operating company.

The Company is a development stage company and, except for incurring certain incorporation and other expenses, has no other activities during the period.

2.            Going Concern

These condensed financial statements have been prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of July 31, 2009, the Company had working deficit of $14,150, stockholder’s deficit of $14,150 and accumulated losses of $14,250.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the stockholder and seeking for profitable business combination.  However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.            Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the period from April 16, 2009 (Date of inception) to April 30, 2009, included in Form 10-12G/A filed on June 3, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

4.            Summary of significant accounting policies

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with initial maturities of three months or less to be cash equivalents

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the period presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting period.

During the reporting period, the Company had no dilutive instruments.  Accordingly, the basic and diluted earnings per share are the same.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Foreign currency translation

The functional currency of the Company is United States Dollars.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the period.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including accrued expenses, approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

4.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

4.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

4.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

5.            Income taxes

The Company is subject to the United States Federal and state income tax at a statutory rate of 34%.  No provision for the U.S. Federal income taxes have been made as the Company had no taxable income in this jurisdiction for the reporting period.

As of July 31, 2009, the Company had net operating loss carried forward amounting to $14,250 in the United States which, if unutilized, will expire through to 2019.

6.            Net loss per share

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

China Acquisition Group, Inc.
(A development stage company)
Notes to Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

7.            Commitment and contingencies

The Company had no commitments or contingent liabilities as of July 31, 2009.

8.            Stock incentive plan

The Company has not established any stock incentive plan since its incorporation.

9.            Subsequent events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through [September 14, 2009], the date these condensed financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview of Our Performance and Operations

China Acquisition Group, Inc. (hereinafter referred to as “we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 16, 2009. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.

To date, our efforts have been limited to organizational activities. We do not currently engage in any business activities that provide cash flow. We have no capital and must depend on Ms. Yik Li Yee to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger. We will limit our search for a potential target among China-based companies without any specific requirement as to business or industry,

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including, among other things, attractive valuations for target businesses and increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity. Notwithstanding these facts, there are various risks of business acquisitions in China including, among others, the risk that we may be unable to enforce our rights in China, that China may revert back to former policies regarding privatization of business and that relations between China and other countries, including the United States, may deteriorate leading to reduced trade.

The analysis of new business opportunities will be undertaken by or under the supervision of Ms. Yik Li Yee, our sole officer and director. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration statement. Ms. Yee will devote approximately (10) ten hours per week to searching for a target company until the acquisition of a successful business opportunity has been identified. However, we believe that business opportunities may also come to our attention from various sources, including Ms. Yee, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Plan of Operation

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

For the three months ended July 31, 2009, we had $0 revenues. Our operating expenses are $1,000. We incurred a net loss of $1,000.

As of the three months ended July 31, 2009, we had cash on hand of $0 and our total assets were $0 while our total liabilities were $14,150.  We have positive shareholder’s equity in the amount of $100.

For period from inception to July 31, 2009, we have a net loss of $14,250. Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had no revenue since inception and will need to raise capital to further its operations.   We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended July 31, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are smaller reporting company.

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

31.1      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1      Section 1350 Certification of Chief Executive Officer
32.2      Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ACQUISITION GROUP, INC.

September 14, 2009	By:	/s/ Yik Li Yee
Yik Li Yee
President